Form 10-Q
period 2010-09-30
Total Apparel Group , Inc.
filed 2012-02-02
CIK 1475146

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

Commission File Number: 000-54108

Total Apparel Group, Inc.
(Exact Name of Registrant as Specified in its Charter)

Nevada	26-3154855
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

230 W. 39th Street, Suite 600, New York,NY	10018
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number including area code: (646) 351-1598

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or such shorter period that the registrant was required to submit and post such files. Yes☐  No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

 Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the Company's Common Stock as of February 2, 2012 was: 2,146,794,551.

TOTAL APPAREL GROUP INC.

QUARTERLY REPORT ON FORM 10-Q
September 30, 2010

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q (this “Report”) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Report and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward looking statements, which speak only as of the date of this Report. All subsequent written and oral forward-looking statements concerning other matters addressed in this Report and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Report.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART 1 – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Total Apparel Group Inc.

September 30, 2010 and 2009

Total Apparel Group Inc.

Consolidated Balance Sheets

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets
Current assets:
Cash	$-	$29,108
Accounts receivable, net	-	133,099
Due from factor, net	53,996	372,740
Inventories	4,757	76,708
Prepaid expenses and other current assets	52,837	8,369
Deferred financing costs	6,430	-
Subscriptions receivable	20,000	165,000

Total Current Assets	138,020	785,024

Property and Equipment, net	34,433	12,782

Total assets	$172,453	$797,806

Liabilities and stockholders' deficit
Current liabilities:
Bank overdraft	$2,332	$-
Accounts payable	1,114,268	288,073
Accounts payable - officers and directors	402,237	198,399
Accrued expenses	2,066,383	1,564,323
Due to factor	53,388	283,595
Notes payable	-	784,375
Convertible notes payable - stockholders, net of discount	538,274	-
Convertible note payable	20,000	-
Legal claim	921,263	878,491
Derivative liability -convertible notes	313,402	-

	5,431,547	3,997,256

Deferred rent	56,225	28,903
Long-term debt	499,960	2,999,960
Preferred stock, net of discount	15,205	-
Derivative liability - warrants	182,511	-
Derivative liability - preferred stock	454,039	-

Total Liabilities	6,639,487	7,026,119

Stockholders' deficit
Preferred stock, $0.00001 par value; 200,000,000 shares authorized;
550 shares designated
Series A 10% Convertible Preferred Stock, $0.00001 par value; 300
shares designated; 14 and 0 shares issued and outstanding, respectively	-	-
Series B Preferred Stock, $0.00001 par value; 250 shares
designated; 245 and 0 shares issued and outstanding, respectively	-	-
Common stock, $0.00001 par value; 4,000,000,000 shares
authorized; 2,929,273 and 1,343,370 shares issued and
outstanding, respectively	29	14
Preferred stock, Series B	35,666,945	32,468,763
Common stock,	(42,134,008)	(38,697,090)

Total stockholders' deficit	(6,467,034)	(6,228,313)

Total liabilities and stockholders' deficit	$172,453	$797,806

See accompanying notes to the consolidated financial statements.

Total Apparel Group Inc.

Consolidated Statements of Operations

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Sales	$94,817	$369,874

Cost of goods sold	472,075	293,463

Gross profit	(377,258)	76,411

Operating expenses:
Selling expenses	877,675	559,964
Consulting fees	445,434	1,310,448
Compensation	350,250	3,430,000
General and administrative expenses	778,386	670,055

Total operating expenses	2,451,745	5,965,467

Loss from operations	(2,829,003)	(5,889,056)

Other (income) expenses
Factoring charges	114,903	-
Interest expense, net	399,569	117,172
(Gain) loss on debt settlement, net	147,236	-
(Gain) loss on fair market value change of derivative liabilities, net	(53,793)	-

Total other (income) expense	607,915	117,172

Loss before income taxes	(3,436,918)	(6,006,228)

Income tax provision	-	-

Net loss	$(3,436,918)	$(6,006,228)

Net loss per common share - basic and diluted	$(1.81)	$(11.93)

Weighted average common shares outstanding	1,894,788	503,449

See accompanying notes to the consolidated financial statements.

Total Apparel Group Inc.

Consolidated Statements of Operations

	For the Three Months	For the Three Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Sales	$30,370	$369,874

Cost of goods sold	18,462	287,169

Gross Profit	11,908	82,705

Operating expenses:
Selling expenses	45,672	278,399
Consulting fees	132,520	119,490
Compensation	115,000	100,000
General and administrative expenses	156,530	258,158

Total operating expenses	449,722	756,047

Loss from operations	(437,814)	(673,342)

Other (income) expenses
Factoring charges	17,642	-
Interest expense, net	184,405	43,863
(Gain) loss on debt settlement	131,929	-
(Gain) loss on fair market value change of derivative liabilities	(89,954)	-

Total other (income) expense	244,022	43,863

Loss before income taxes	(681,836)	(717,205)

Income tax provision	-	-

Net loss	$(681,836)	$(717,205)

Net loss per common share - basic and diluted	$(0.29)	$(1.04)

Weighted average common shares outstanding	2,340,180	690,311

See accompanying notes to the consolidated financial statements.

Total Apparel Group Inc.

Consolidated Statements of Cash Flows

	For the Nine Months	For the Nine Months
	Ended	Ended
	September 30, 2010	September 30, 2009
	(Unaudited)	(Unaudited)

Cash flows from operating activities:
Net loss	$(3,436,918)	$(6,006,228)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of discounts	145,858	513
Depreciation	6,849	-
Deferred rent	27,322	26,705
Loss on debt settlement, net	147,236	-
Derivatives classified as interest expense	88,971	-
Change in fair market value of derivatives	(53,793)	-
Stock compensation	50,000	1,494,042
Changes in operating assets and liabilities:
Accounts receivable	133,099	(72,080)
Due from factor	318,744	(305,852)
Inventories	71,951	(651,975)
Prepaid expenses and other current assets	(44,468)	64,000
Accounts payable	893,220	3,213,395
Accounts payable - officers and directors	203,838	-
Accrued expenses	844,604	125,447
Due to factor	(230,207)	426,207
Legal claim	42,772	-

Net cash used in operating activities	(790,922)	(1,685,826)

Cash flows from investing activities:
Purchase of property and equipment	(28,500)	(13,995)

Net cash used in investing activities	(28,500)	(13,995)

Cash flows from financing activities:
Bank overdraft	2,332	-
Proceeds from note issuances	85,000	483,583
Repayment of notes	(29,175)	-
Proceeds from sale of Series A preferred stock	140,000	-
Proceeds from sale of common stock	592,157	1,440,121

Net cash provided by (used in) financing activities	790,314	1,923,704

Net change in cash	(29,108)	223,883

Cash at beginning of period	29,108	-

Cash at end of period	$-	$223,883

Supplemental disclosure of cash flows information:
Interest paid	$-	$-
Income tax paid	$-	$-

See accompanying notes to the consolidated financial statements.

Total Apparel Group Inc.

September 30, 2010 and 2009

Notes to Consolidated Financial Statements

(Unaudited)

1.	Organization and Operations

Total Apparel Group Inc. (“TAG”) was incorporated under the laws of the State of Nevada on August 5, 2008. TAG is a wholly owned subsidiary of Total Luxury Group, Inc. (“TLG”) (an Indiana corporation). On August 19, 2008, TAG was merged with and into TLG, with TAG being the surviving corporation. The acquisition of TLG by TAG has been treated as a recapitalization of TLG as both TAG and TLG are under common control.

Pursuant to Paragraph 805-50-15-6 of the FASB Accounting Standards Codification the financial statements of TAG and TLG are being combined as if the acquisition of TLG had occurred as of the first date of the first period presented giving retroactive effect to the issuance of the common stock.

TLG had two wholly owned subsidiaries, International Apparel Group Inc. (“IAG”), which was discontinued at the end of 2007 and Active Apparel Group Inc. (“Active”), which was inactive until April 2009.

Active was incorporated on June 20, 2007 under the laws of the State of Florida.  Active is currently inactive.

In 2009, TAG formed Kappa North America Inc. (“Kappa”).

Kappa was incorporated on March 19, 2009 under the laws of the State of Florida.  Kappa is currently inactive.

In addition, TAG formed two other subsidiaries, Total Retail Ventures, Inc. (“Retail”) and Total Licensing, Inc. (“Licensing”)

Retail was incorporated on March 22, 2010 under the laws of the State of Nevada.  Retail has been inactive since its inception.

Licensing was incorporated on April 22, 2010 under the laws of the State of Nevada.  Licensing has been inactive since its inception.

On November 17, 2010, Kappa formed a wholly owned subsidiary KNA Canada Inc. (“KNA”), in Canada, as a Canadian Federal Charter.

TAG and its subsidiaries (collectively, “the Company”) are wholesale distributors of branded fashion basic apparel. The Company sells its products primarily to retailers in the United States of America and Canada.

On February 22, 2011, the Company effectuated a 1 for 150 reverse stock split of its common stock. All share and per share amounts give retroactive effect the this split.

2.	Summary of Significant Accounting Policies

Basis of Presentation – Unaudited Interim Financial Information

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for the interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These consolidated financial statements should be read in conjunction with the consolidated financial statements of the Company for the year ended December 31, 2009 and notes thereto contained in the information filed as part of the Company’s Report on Form 10, filed with the SEC on September 7, 2010.

Principles of Consolidation

The consolidated financial statements include all accounts of the entities as of the reporting period ending date(s) and for the reporting period(s) as follows:

Entity	Reporting period ending date(s) and reporting period(s)

The Company	As of September 30, 2010 and 2009, for the interim period ended September 30, 2010, and for the interim period ended September 30,2009

TLG	As of September 30, 2010 and 2009, for the interim period then ended

Active	As of September 30, 2010 and 2009, for the interim period ended September 30, 2010, and for the interim period ended September 30,2009

Kappa	As of September 30, 2010 and 2009, for the interim period ended September 30, 2010, and for the interim period ended September 30,2009

Retail	As of September 30, 2010 and 2009, for the interim period ended September 30, 2010, and for the interim period ended September 30,2009

Licensing	As of September 30, 2010 and 2009, for the interim period ended September 30, 2010, and for the interim period ended September 30,2009

All inter-company balances and transactions have been eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period.

The Company’s significant estimates and assumptions include the fair value of financial instruments; allowance for doubtful accounts; inventory valuation and obsolescence; the carrying value, recoverability and impairment of long-lived assets, including the values assigned to and the estimated useful lives of property, and equipment; interest rates; revenue; sales returns and allowances; income tax rate and related tax provision, deferred tax assets, deferred tax assets and the valuation allowance of deferred tax assets.  These significant accounting estimates or assumptions bear the risk of change due to the fact that there are uncertainties attached to those estimates or assumptions, and certain estimates or assumptions are difficult to measure or value.

Management bases its estimates on experience and on various assumptions that are believed to be reasonable in relation to the financial statements taken as a whole under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.

Management regularly evaluates the key factors and assumptions used to develop the estimates utilizing currently available information, changes in facts and circumstances, their experience and reasonable assumptions. After such evaluations, and if deemed appropriate, these estimates are adjusted accordingly. Actual results could differ from these estimates.

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. The Company also follows Topic 820 of the FASB Accounting Standards Codification which provides guidance for using fair value to measure assets and liabilities and expands disclosures about fair value measurements. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels. The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash accounts receivable, prepaid expenses and other current assets and accounts payable and accrued expenses approximate their fair values because of the short maturity of these instruments.

The Company’s notes payable and long-term debt approximate the fair value of such instruments based upon management’s best estimate of interest rates that would be available to the Company for similar financial arrangements at September 30, 2010 and December 31, 2009.

The Company’s Level 3 financial liabilities consist of the derivative financial instruments for which there is no current market for these securities such that the determination of fair value requires significant judgment or estimation.  The Company valued the re-pricing/down-round, change of control; default and follow-on offering provisions using a lattice model, with the assistance of a valuation specialist, for which management understands the methodologies. These models incorporate transaction details such as Company stock price, contractual terms, maturity, risk free rates, as well as assumptions about future financings, volatility, and holder behavior as of the date of issuance and each balance sheet date.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not, however, practical to determine the fair value of advances from stockholders due to their related party nature.

Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Level 3 Financial Liabilities – Derivative Financial Instruments

The Company uses Level 3 of the fair value hierarchy to measure the fair value of the derivative liabilities and revalues its derivative liability at every reporting period and recognizes gains or losses in the Statements of Operations that are attributable to the change in the fair value of the derivative liability.

Summary of the Changes in Fair Value of Level 3 Financial Liabilities

The table below provides a summary of the changes in fair value, including net transfers in and/or out, of all financial assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the interim period ended September 30, 2010:

	Fair Value Measurement Using Level 3 Inputs
		Total

Balance, December 31, 2009	$-	$-
Total gains or losses (realized/unrealized)
Included in net (income) loss	(53,793)	(53,793)
Included in other comprehensive income
Purchases, issuances and settlements	(193,729)	(193,729)
Transfers in and/or out of Level 3	1,197,474	1,197,474
Balance, September 30, 2010	$949,952	$949,952

Summary of Fair Value of Financial Assets and Liabilities Measured on a Recurring Basis

Financial assets and liabilities measured at fair value on a recurring basis are summarized below and disclosed on the consolidated balance sheets:

		Fair Value Measurement Using
	Carrying Value	Level 1	Level 2	Level 3	Total
Derivative conversion features and warrant liabilities	$949,952	$-	$-	$949,952	$949,952

Fair Value of Non-Financial Assets or Liabilities Measured on a Recurring Basis

The Company’s non-financial assets include inventories.  The Company identifies potentially excess and slow-moving inventories by evaluating turn rates, inventory levels and other factors.  Excess quantities are identified through evaluation of inventory aging, review of inventory turns and historical sales experiences. The Company provides lower of cost or market reserves for such identified excess and slow-moving inventories. The Company establishes a reserve for inventory shrinkage, if any, based on the historical results of physical inventory cycle counts.

Carrying Value, Recoverability and Impairment of Long-Lived Assets

The Company has adopted paragraph 360-10-35-17 of the FASB Accounting Standards Codification for its long-lived assets. The Company’s long-lived assets, which include property, plant and equipment, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

The Company assesses the recoverability of its long-lived assets by comparing the projected undiscounted net cash flows associated with the related long-lived asset or group of long-lived assets over their remaining estimated useful lives against their respective carrying amounts. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.  Fair value is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable.  If long-lived assets are determined to be recoverable, but the newly determined remaining estimated useful lives are shorter than originally estimated, the net book values of the long-lived assets are depreciated over the newly determined remaining estimated useful lives.

The Company considers the following to be some examples of important indicators that may trigger an impairment review: (i) significant under-performance or losses of assets relative to expected historical or projected future operating results; (ii) significant changes in the manner or use of assets or in the Company’s overall strategy with respect to the manner or use of the acquired assets or changes in the Company’s overall business strategy; (iii) significant negative industry or economic trends; (iv) increased competitive pressures; (v) a significant decline in the Company’s stock price for a sustained period of time; and (vi) regulatory changes.  The Company evaluates acquired assets for potential impairment indicators at least annually and more frequently upon the occurrence of such events.

The key assumptions used in management’s estimates of projected cash flow deal largely with forecasts of sales levels, gross margins, and operating costs.  These forecasts are typically based on historical trends and take into account recent developments as well as management’s plans and intentions.  Other factors, such as increased competition or a decrease in the desirability of the Company’s products, could lead to lower projected sales levels, which would adversely impact cash flows.  A significant change in cash flows in the future could result in an impairment of long lived assets.

The impairment charges, if any, is included in operating expenses in the accompanying consolidated statements of income and comprehensive income (loss).

Cash Equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The Company follows paragraph 310-10-50-9 of the FASB Accounting Standards Codification to estimate the allowance for doubtful accounts.  The Company performs on-going credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current credit worthiness, as determined by the review of their current credit information; and determines the allowance for doubtful accounts based on historical write-off experience, customer specific facts and economic conditions.

Outstanding account balances are reviewed individually for collectability.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. Bad debt expense is included in general and administrative expenses, if any.  Pursuant to paragraph 310-10-50-2 of the FASB Accounting Standards Codification account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote.  The Company has adopted paragraph 310-10-50-6 of the FASB Accounting Standards Codification and determine when receivables are past due or delinquent based on how recently payments have been received.

The Company’s accounts receivable is net of an allowance for doubtful accounts of $31,639 and $35,000 at September 30, 2010 and December 31, 2009, respectively.

The Company does not have any off-balance-sheet credit exposure to its customers.

Inventories

The Company values inventories, consisting of finished goods, at the lower of cost or market.  Cost is determined on the first-in and first-out (“FIFO”) method. The Company reduces inventories for the diminution of value, resulting from product obsolescence, damage or other issues affecting marketability, equal to the difference between the cost of the inventory and its estimated market value.  Factors utilized in the determination of estimated market value include (i) current sales data and historical return rates, (ii) estimates of future demand, (iii) competitive pricing pressures, (iv) new product introductions, (v) product expiration dates, and (vi) component and packaging obsolescence.

The Company evaluates its current level of inventories considering historical sales and other factors and, based on this evaluation, classify inventory markdowns in the income statement as a component of cost of goods sold pursuant to Paragraph 420-10-S99 of the FASB Accounting Standards Codification to adjust inventories to net realizable value. These markdowns are estimates, which could vary significantly from actual requirements if future economic conditions, customer demand or competition differ from expectations.

At September 30, 2010 and December 31, 2009, the Company had a lower of cost or market reserve for excess and slow moving inventory of approximately $273,000 and $252,000, respectively. While management believes its reserves to be appropriate, the Company cannot guarantee that it will continue to experience the same level of losses in the future.

Property and Equipment

Property and equipment are recorded at cost.  Expenditures for major additions and betterments are capitalized.  Maintenance and repairs are charged to operations as incurred.  Depreciation of property, plant and equipment is computed by the straight-line method (after taking into account their respective estimated residual values) over the assets estimated useful lives ranging from three (3) years to five (5) years.  Upon sale or retirement of property, plant and equipment, the related cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in the statements of income and comprehensive income (loss).  Leasehold improvements, if any, are amortized on a straight-line basis over the term of the lease or the estimated useful lives, whichever is shorter.  Upon becoming fully amortized, the related cost and accumulated amortization are removed from the accounts.

Discount on Debt

The Company has allocated the proceeds received from convertible debt instruments between the underlying debt instruments and has recorded the conversion feature as a liability in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The conversion feature and certain other features that are considered embedded derivative instruments, such as a conversion reset provision, a penalty provision and redemption option, have been recorded at their fair value within the terms of paragraph 815-15-25-1 of the FASB Accounting Standards Codification as its fair value can be separated from the convertible note and its conversion is independent of the underlying note value. The conversion liability is marked to market each reporting period with the resulting gains or losses shown in the Statement of Operations. The Company has also recorded the resulting discount on debt related to the warrants and conversion feature and is amortizing the discount using the effective interest rate method over the life of the debt instruments.

Derivatives

The codification requires companies to recognize all derivative instruments as either assets or liabilities in the balance sheet at fair value. The accounting for changes in the fair value of a derivative instrument depends on: (i) whether the derivative has been designated and qualifies as part of a hedging relationship, and (ii) the type of hedging relationship. For those derivative instruments that are designated and qualify as hedging instruments, a company must designate the hedging instrument based upon the exposure being hedged as either a fair value hedge, cash flow hedge or hedge of a net investment in a foreign operation.

At September 30, 2010, the Company had not entered into any transactions which were considered hedges.

Financial Instruments

The Company evaluates its convertible debt, options, warrants or other contracts to determine if those contracts or embedded components of those contracts qualify as derivatives to be separately accounted for under paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The result of this accounting treatment is that the fair value of the embedded derivative is marked-to-market each balance sheet date and recorded as a liability. In the event that the fair value is recorded as a liability, the change in fair value is recorded in the Statement of Operations as other income or expense. Upon conversion or exercise of a derivative instrument, the instrument is marked to fair value at the conversion date and then that fair value is reclassified to equity.

In circumstances where the embedded conversion option in a convertible instrument is required to be bifurcated and there are also other embedded derivative instruments in the convertible instrument that are required to be bifurcated, the bifurcated derivative instruments are accounted for as a single, compound derivative instrument.

The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period. Equity instruments that are initially classified as equity that become subject to reclassification are reclassified to liability at the fair value of the instrument on the reclassification date. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement of the derivative instrument is expected within 12 months of the balance sheet date.

The fair value model utilized to value the various compound embedded derivatives in the secured convertible notes comprises multiple probability-weighted scenarios under various assumptions reflecting the economics of the secured convertible notes, such as the risk-free interest rate, expected Company stock price and volatility, likelihood of conversion and or redemption, and likelihood of default status and timely registration.  At inception, the fair value of the single compound embedded derivative was bifurcated from the host debt contract and recorded as a derivative liability which resulted in a reduction of the initial notional carrying amount of the secured convertible notes (as unamortized discount which will be amortized over the term of the notes under the effective interest method).

Related Parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to Section 850-10-20 the related parties include a. affiliates of the Company; b.  entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of Section 825–10–15, to be accounted for by the equity method by the investing entity; c.  trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d.  principal owners of the Company; e.  management of the Company; f.  other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a. the nature of the relationship(s) involved ; b. a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c. the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d. amounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

Commitment and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies. Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company but which will only be resolved when one or more future events occur or fail to occur.  The Company assesses such contingent liabilities, and such assessment inherently involves an exercise of judgment.  In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought therein.

If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, then the estimated liability would be accrued in the Company’s consolidated financial statements.  If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, then the nature of the contingent liability, and an estimate of the range of possible losses, if determinable and material, would be disclosed.

Loss contingencies considered remote are generally not disclosed unless they involve guarantees, in which case the guarantees would be disclosed.  Management does not believe, based upon information available at this time, that these matters will have a material adverse effect on the Company’s consolidated financial position, results of operations or cash flows. However, there is no assurance that such matters will not materially and adversely affect the Company’s business, financial position, and results of operations or cash flows.

Revenue Recognition

The Company applies paragraph 605-10-S99-1 of the FASB Accounting Standards Codification for revenue recognition. The Company recognizes revenue when it is realized or realizable and earned.  The Company considers revenue realized or realizable and earned when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) the product has been shipped or the services have been rendered to the customer, (iii) the sales price is fixed or determinable, and (iv) collectability is reasonably assured.

Equity Instruments Issued to Parties other than Employees for Acquiring Goods or Services

The Company accounts for equity instruments issued to parties other than employees for acquiring goods or services under guidance of section 505-50-30 of the FASB Accounting Standards Codification (“Section 505-50-30”).

Pursuant to Section 505-50-30, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instrument issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.

Pursuant to Paragraph 505-50-30-S99-1, if the Company receives a right to receive future services in exchange for unvested, forfeitable equity instruments, those equity instruments are treated as unissued for accounting purposes until the future services are received (that is, the instruments are not considered issued until they vest). Consequently, there would be no recognition at the measurement date and no entry should be recorded.

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.

The estimated future tax effects of temporary differences between the tax basis of assets and liabilities are reported in the accompanying consolidated balance sheets, as well as tax credit carry-backs and carry-forwards. The Company periodically reviews the recoverability of deferred tax assets recorded on its consolidated balance sheets and provides valuation allowances as management deems necessary.

Management makes judgments as to the interpretation of the tax laws that might be challenged upon an audit and cause changes to previous estimates of tax liability. In addition, the Company operates within multiple taxing jurisdictions and is subject to audit in these jurisdictions. In management’s opinion, adequate provisions for income taxes have been made for all years. If actual taxable income by tax jurisdiction varies from estimates, additional allowances or reversals of reserves may be necessary.

Uncertain Tax Positions

The Company did not take any uncertain tax positions and had no adjustments to its income tax liabilities or benefits pursuant to the provisions of Section 740-10-25 for the interim period September 30, 2010.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.   Basic net income per common share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Diluted net income per common share is computed by dividing net income by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the weighted-average number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the interim period ended September 30, 2010 and 2009 as they were anti-dilutive:

	Potentially Outstanding Dilutive Common Shares
	For the Interim Period Ended September 30, 2010	For the Interim Period Ended September 30, 2009
Convertible notes issued during the nine moths ended September 30, 2010	6,836,364	-
Preferred Series A issued on	1,696,970	-
Warrants issued with Preferred Series A	62,222	-
Preferred Series B	30,303,030	-
Total potentially outstanding dilutive common shares	38,898,586	-

Cash Flows Reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

Subsequent Events

The Company follows the guidance in Section 855-10-50 of the FASB Accounting Standards Codification for the disclosure of subsequent events. The Company will evaluate subsequent events through the date when the financial statements are issued.  Pursuant to ASU 2010-09 of the FASB Accounting Standards Codification, the Company as an SEC filer considers its financial statements issued when they are widely distributed to users, such as through filing them on EDGAR.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, it generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

3.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates continuity of operations, realization of assets, and liquidation of liabilities in the normal course of business.

As reflected in the accompanying consolidated financial statements, the Company had an accumulated deficit at September 30, 2010 and had a net loss and net cash used in operating activities for the interim period then ended, respectively.

While the Company is attempting to commence operations and generate revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations.  Management intends to raise additional funds by way of a public or private offering.  Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern.  While the Company believes in the viability of its strategy to generate revenues and in its ability to raise additional funds, there can be no assurances to that effect.  The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate revenues.

The consolidated financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

4.	Due to Factor

Due to factor at September 30, 2010 and December 30, 2009 consist of the following:

	September 30, 2010	December 31, 2009
Due to Factor	$53,388	$283,595

Kappa and Active have factoring agreements with Coral Capital Solutions LLC (“Coral”) which expired in June and November 2011, respectively.

5.	Notes Payable

Notes payable at September 30, 2010 and December 30, 2009 consist of the following:

	September 30, 2010	December 31, 2009
Note payable - Hartsko Financial (a)	$-	$28,800
Note payable - Clifford Grossman (b)	-	565,575
Note payable - Platinum (c)	-	190,000
Total	$-	$784,375

  (a) Hartsko Financial

In June 2009, Kappa entered into an agreement with Hartsko Financial Services, LLC ("HFS") to provide funding to purchase goods from various suppliers by use of letters of credit and/or cash.  The agreement includes fees on initial funding at 3% for the first 30 days or a portion thereof from the time the funding is made until HFS is paid in full. In the event HFS is not paid within 30 days, an additional 1% shall be incurred each 10 days, or portion thereof, on the highest outstanding balance during the 10 days until HFS is paid in full. The note was paid in full in February 2010.

  (b) Clifford Grossman

The original amount was $350,000 plus interest at 15% per annum, compounded annually. As of December 31, 2009, accrued interest included in the total amount due was approximately $216,000.

In May 2010, the Company and Clifford Grossman entered into a settlement stipulation whereby the debt would be reduced to $450,000 payable in shares of common stock with $50,000 of shares due upon execution of the settlement, $25,000 of shares due on May 1, and June 1, 2010 and $50,000 of shares due on the 1st day of each month beginning on July 1, 2010 through January 1, 2011.  The number of shares issuable at each date is based on the lesser of a) the weighted average monthly closing price, as defined in the agreement, less 20% or b) the share price on the last day of the calculation period.

In May 2010, the Company issued 19,936 shares of common stock in regards to the $50,000 payment due upon execution.  Based on the fair market value price of the stock on that date, the Company also recognized a loss on extinguishment of debt of approximately $12,000.  The Company has not issued any further shares under this settlement and is currently in default of the agreement.

  (c) Note payable - Platinum

As of January 1, 2009, IAG owed Platinum approximately $479,000.  In October 2009, the Company reached a settlement for a reduction of the total debt to $200,000 resulting in a gain on note settlement of approximately $279,000 during the fourth quarter of the year ended December 31, 2009.

Since the October 2009 settlement, the Company paid $15,000 in cash to Platinum and then in June 2010, the Company assigned $170,000 of the remaining note to Redwood Management, LLC.  Upon this assignment, the Company recognized a gain of $15,000 upon settlement and interest expense of $65,002.

6.	Convertible Notes Payable - Stockholders

Convertible notes payable - stockholders at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
(1) Convertible note, issued May 31, 2010 to Clifford Grossman, bearing interest at 15% per annum maturing on January 1, 2011, with a conversion price equal to the stated value divided by the conversion price, which is defined as 80% of the average of the daily volume weighted average price of the Company’s common stock for the ten trading days prior to the conversion date. As of September 30, 2010, the balance of the note includes $28,280 of accrued interest. The note is currently in default.	$543,855	$-
(2) Convertible note, issued July 28, 2010 to Trillium Partners LP, bearing interest at 8% per annum maturing on July 19, 2011, with a conversion price equal to the principal amount of the notes plus accrued interest divided by the conversion price, which is defined as 90% of the average of the three (3) lowest closing bid prices of the Company’s common stock for the ten trading days prior to the conversion date. The note is currently being renegotiated.	50,000	-
(3) Convertible note, issued June 23, 2010, for the settlement of the Platinum debt, to Redwood Management, LLC, bearing interest at 12% per annum with a conversion price equal to the stated value divided by the conversion price, which is defined as 50% of the low closing price of the Company’s common stock for the twenty trading days prior to the conversion date.	94,000	-
	687,855	-
Less discount on convertible notes payable	(149,581)	-
	$538,274	$-

Interest expense for convertible notes payable - stockholders for the nine months ended September 30, 2010 and 2009 was $200,424 and $0, respectively. Interest expense includes interest incurred through the date of certain convertible debt being converted into common stock of the Company.

7.	Convertible Notes Payable

Convertible note payable at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
Convertible note, issued May 1, 2010 to MD Global Partners, LLC, bearing interest at 12% per annum maturing on May 1, 2011. The note is convertible after May 1, 2011 at a conversion price equal to the principal amount of the notes plus accrued interest divided by the conversion price, which is defined as 50% of the lowest price of the Company’s common stock for the twenty trading days prior to the conversion date. The note is currently being renegotiated.	$20,000	$-
	$20,000	-

Interest expense for convertible note payable for the nine months ended September 30, 2010 and 2009 was $1,800 and $0, respectively.

8.           Legal Claim

The legal claim payable represents a judgment against a former subsidiary of the Company in the amount of approximately $519,000 plus interest at 11% per annum, which was rendered by a court in the State of Florida in 2003. As of September 30, 2010 and December 31, 2009 accrued interest included in the total legal claim payable was approximately $402,000 and $343,000, respectively. The case has been dormant for a number of years and it is believed that the plaintiff may no longer be in business.

9.           Financial Instruments

The convertible notes payable and the preferred stock are hybrid instruments which contain embedded derivative features which would individually warrant separate accounting as a derivative instrument under paragraph 815-15-25-1 of the FASB Accounting Standards Codification. The warrants contain full ratchet reset features (subject to adjustment for dilutive share issuances) and should also be valued as a derivative liability.The embedded derivative features have been bifurcated from the debt host contract. The embedded derivative features of the convertible notes, preferred stock and warrants include (a) the conversion feature including the dilutive reset feature; (b) variable conversion price provision; (c) full ratchet reset features and (d) mandatory redemption feature. The value of the embedded derivative liabilities was bifurcated from the debt host contract and recorded as derivative liabilities, which resulted in a reduction of the initial carrying amount (as unamortized discount) of the notes and preferred stock. The unamortized discount is amortized to interest expense using the effective interest method over the life of the notes or preferred stock.

The convertible notes, preferred stock and warrants, have been accounted for in accordance with paragraph 815-15-25-1 of the FASB Accounting Standards Codification and paragraph 815-40-25 of the FASB Accounting Standards Codification. The Company has identified the above instruments having derivatives that require evaluation and accounting under the relevant guidance applicable to financial derivatives.  These compound embedded derivatives have been bifurcated from their respective host debt contracts and accounted for as derivative liabilities in accordance with paragraph 815-40-25 of the FASB Accounting Standards Codification.  When multiple derivatives exist, they have been bundled together as a single hybrid compound instrument. The compound embedded derivatives have been recorded at fair value at the date of issuance; and are marked-to-market each reporting period with changes in fair value recorded to the Company’s statement of operations as “(Gain) loss on fair market change of derivative liabilities, net”.  The Company has utilized a third party valuation consultant to fair value the compound embedded derivatives using a layered discounted probability-weighted cash flow approach. The fair value of the derivative liabilities are subject to the changes in the trading value of the Company’s common stock, as well as other factors.  As a result, the Company’s financial statements may fluctuate from quarter-to-quarter based on factors, such as the price of the Company’s stock at the balance sheet date and the amount of shares converted by note holders. Consequently, the financial position and results of operations may vary from quarter-to-quarter based on conditions other than operating revenues and expenses.

10.           Long-Term Debt

 Long-term debt at September 30, 2010 and December 31, 2009 consisted of the following:

	September 30, 2010	December 31, 2009
(1) Accelerant Partners LLC	$-	$2,500,000
(2) YGBFKM LLC	499,960	499,960
	499,960	2,999,960
Less current portion	-	-
	$499,960	$2,999,960

(1)	Accelerant Partners LLC

On July 1 2008, the Company entered into a Mutual Rescission and Release Agreement (the (“Rescission Agreement") with Accelerant Partners LLC ("Accelerant") to rescind the Common Stock Purchase Agreement entered into on March 7, 2008 (the "March Purchase Agreement") and the other related agreements, whereby the Company had purchased 38,000,000 shares of common stock of Petals Decorative Accents, Inc. ("Petals") from Accelerant in exchange for (i) a $19,000,000 promissory note, (ii) 566,667 shares of common stock and (iii) a warrant to purchase 666,667 shares of our common stock.

The Company and Accelerant agreed to enter into the Rescission Agreement because certain conditions and other terms of the March Purchase Agreement were not met, or differed materially from representations made at the time of the March Purchase Agreement, including with respect to the participation of co-investors in the transactions, the Company becoming a reporting company under the federal securities laws, and the Company being re listed for quotation on the Over the Counter Bulletin Board by June 1, 2008.

Pursuant to the Rescission Agreement, the parties also provided mutual releases to each other with respect to any claims related to the March Purchase Agreement. As consideration for these releases, Accelerant was to receive warrants to purchase 4,445 shares of the Company's common stock for five years from the date of the Rescission Agreement, at an exercise price of $0.003 per share, however these warrants were never issued. Accelerant was entitled to keep $2,500,000 of the promissory note.  In August 2010, this promissory note was exchanged for Series B convertible preferred stock – see Note 11.

(2)	YGBFKM LLC

In February 2009 the Company entered into a Loan and Security agreement with YGBFKM, LLC (“YGBFKM”) whereby YGBFKM made available a line of credit of $500,000. In consideration for the line of credit, the Company has granted a security interest by way of (i) accounts (ii) goods for sale, lease or other disposition, (iii) contract rights, and (iv) fixed assets and other assets. One of the Company's directors is a shareholder of YGBFKM.

Interest is charged at the prime rate plus 1%. The term of the agreement shall continue until the latest of (a) 60 days after either party provides written notice of termination to the other; provided, however that YGBFKM may not provide notice until one year after the expiration or termination of all licenses, distribution agreements or other contracts to sell or distribute goods to which YGBFKM are a party; and (b) that all liabilities are irrevocably paid in full. It is intended by both the Company and YGBFKM that as long as the Company has a need for third party financing, the agreement shall continue. The agreement is also personally guaranteed by the Company's Chief Executive Officer.

Interest expense for long-term debt for the nine months ended September 30, 2010 and 2009 was $65,711 and $27,302, respectively.

11.           Stockholders’ Deficit

Preferred Stock

The Company’s Articles of Incorporation authorizes 200,000,000 shares of preferred stock, par value $0.00001. The designations, rights, and preferences of such preferred stock would be determined by the Board of Directors.

On April 20, 2010, 300 shares of preferred shares were designated as Series A 10% Convertible Preferred Stock (“Series A”).

The Series A shall pay cumulative dividends of 10% per annum, payable quarterly payable in cash or at the Company’s option in shares of its common stock equal to 100% of the cash dividend amount divided by the lesser of the Conversion Price, as defined, or 80% of the previous ten (10) day daily volume weighted average price. The preferred stock has the same conversion price. Holders of the Series A have voting rights equal to the Company’s common stockholders, with each holder entitled to  a number of votes of common stock on an as converted basis of each share of the preferred stock’s stated value.

On July 30, 2010, 250 shares of preferred shares were designated as Series B 8% Convertible Preferred Stock (“Series B”).

The Series B shall pay cumulative dividends of 10% per annum, payable quarterly payable in cash or at the Company’s option in shares of its common stock equal to 100% of the cash dividend amount divided by the lesser of the Conversion Price, as defined, or 90% of the previous ten (10) day daily volume weighted average price. The preferred stock has the same conversion price. Holders of the Series B have voting rights equal to the Company’s common stockholders, with each holder entitled to a number of votes of common stock on an as converted basis of each share of the preferred stock’s stated value times a multiple of five (5) but can only vote on a reverse stock split.

Issuance of Series A Preferred Stock

On May 31, 2010, the Company entered into a Securities Purchase Agreement with two (2) investors to purchase fourteen (14) shares Series A preferred stock valued at $10,000 per share, or $140,000 in aggregate. The investors also received a five year warrant to purchase up to an aggregate of 62,222 shares of common stock at an exercise price of $0.0001 per share. The warrants are immediately exercisable and expire on May 31, 2015. In addition, commencing on November 30, 2010, the holders may convert the warrants on a cashless basis.

Avalon Securities Ltd. (“Avalon”) acted as placement agent in the transaction.  Upon the closing, the Company owed Avalon approximately $11,000 in cash commission and issued to Avalon and its designees five year warrants to purchase an aggregate of 4,978 shares of common stock at an exercise price of $0.001 per share.  These warrants are identical to those received by the Series A Preferred Stockholders.

The proceeds from the sale were allocated to the Series A Preferred Stock and the detachable warrants based on the relative fair value of each instrument on the date of issuance.

As part of this agreement, the Company’s senior executives have agreed to defer all past compensation owed as of the closing date (approximately $293,000 which is included in accounts payable and accrued expenses) until such time that (i) the Company has net income of greater than $2 million, (ii) the Company obtains quotation on the OTCBB and (iii) all required dividend payments are current and fully paid.  Once the Company satisfies these requirements the Company can pay the senior executives amounts equal to 15% of the Company’s net income.

Issuance of Series B 8% Convertible - Preferred Stock

On July 28, 2010, the Company entered into an Exchange Agreement with Accelerant (see Note 10) to convert the $2,500,000 note into 250 shares of Series B.

Common Stock

On December 20, 2011, the Company filed a Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 with the Secretary of State of Nevada and changed its authorized common stock from 1,400,000,000 shares of common stock with a par value of $0.0001 to 4,000,000,000 shares of common stock with a par value of $0.00001.

On February 22, 2011, the Company effectuated a 1 for 150 (150:1) reverse stock split of its common stock. The consolidated financial statements have been given retroactive effect to the reverse stock split.

During the nine months ended September 30, 2010, the following shares of common stock were issued:

(a) The Company had various private placement programs issuing a total of 492,912 shares of common stock for cash raised, net of costs, of approximately $592,000.

(b) The Company issued 825,143 shares of common stock for conversions of the amounts due to Redwood of approximately $122,000

(c) The Company issued 47,789 shares of common stock for settlement of accounts payable and accrued expenses of approximately $254,000.

(d) The Company issued 5,556 shares of common stock as share based compensation to a consultant valued at $50,000.

During the nine months ended September 30, 2009, the following shares of common stock were issued:

(a) The Company had various private placement programs issuing a total of 290,080 shares of common stock for cash raised of approximately $1,440,000.

(b) The Company issued 29,667 shares of common stock for settlement of a promissory note of $40,000.

(c) The Company issued 12,778 shares of common stock for settlement of accounts payable and accrued expenses of approximately $199,000

(d) The Company issued 203,200 shares of common stock as share based compensation of approximately $3,801,000.  Included in the total was the following:

40,333 shares of common stock valued at $650,000 in connection with the issuance of the YGBFKM loan agreement. Of this total, 10,000 shares of common stock valued at $150,000 were issued to a director of the Company.

90,000 shares of common stock valued at $1,755,000 in connection with retention bonuses in the employment agreements of three directors and officers of the Company.

3,200 shares of common stock to a consultant valued at $96,000, which was recorded as a deferred compensation and is being expensed over the life of the consulting contract.

The investors also received five year warrants to purchase up to an aggregate of 9,333,333 shares of common stock at an exercise price of $0.015 per share (see below).

  Warrants

The table below summarizes the Company’s warrant activities through September 30, 2010:

	Number of Warrant Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Issuance Contractual Term	Intrinsic Value (in thousands)
Balance, January 1, 2009	2,466	$0.03 - $ 0.05	$0.04	$99	$-
Granted	-	-	$-	$-	$-
Exercised	-	-	$-	$-	$-
Expired or forfeited	(2,466)	$0.03 - $ 0.05	$0.04	$(99)	$-
Balance, December 31, 2009	-	-	$-	$-	$-
Granted	62,222	$0.0001	$0.0001	$6	$-
Exercised	-	-	$-	$-	$-
Expired or forfeited	-	-	$-	$-	$-
Balance, September 30, 2010	62,222	$0.0001	$0.0001	$6	$-
Earned and Exercisable, September 30, 2010	62,222	$0.0001	$0.0001	$6	$-

The following table summarizes information concerning outstanding and exercisable warrants as of September 30, 2010:

	Warrants Outstanding			Warrants Exercisable
Range of Exercise Prices	Number Outstanding	Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable	Weighted-Average Exercise Price
$0.0001	62,222	5.00	$6.00	62,222	$6.00

12.	Commitments and Contingencies

Employment and Director Agreements

On April 1, 2009, the Company, Inc. entered into an employment agreement with Don Jones, to serve as Chairman of the Board of Directors of the Company.  The term of the agreement was to run five (5) years through April 1, 2013. As compensation for his services, Mr. Jones is to be paid $60,000 per annum. On January 1, 2010, effective January 1, 2010, annual compensation was increased to $120,000.

For Mr. Jones’ service on the Board, he received, upon execution of the agreement, 76,667 shares of the Company’s common stock, par value $.00001 per share.

On September 30, 2011, Mr. Jones resigned his positions as Chairman of the Board of Directors of the Company.

On April 1, 2009, the Company entered into an employment agreement with Janon Costley, to serve as Chief Executive Officer and as a member of the Board of Directors of the Company.  The term of the agreement is to run five (5) years through April 1, 2013. As compensation for his services, Mr. Costley is to be paid $190,000 per annum.

For Mr. Costley’s service he received, upon execution of the agreement, 66,667 shares of the Company’s common stock, par value $.00001 per share.

On April 1, 2009, the Company, Inc. entered into an employment agreement with Robert Lawand, to serve as Chief Financial Officer and as a member of the Board of Directors of the Company.  The term of the agreement is to run five (5) years through April 1, 2013. As compensation for his services, Mr. Lawand is to be paid $150,000 per annum.

For Mr. Lawand’s service he received, upon execution of the agreement, 13,333 shares of the Company’s common stock, par value $.00001 per share.

13.	Customers and Credit Concentrations

Customer concentrations for the interim period ended September 30, 2010 and 2009 and credit concentrations at September 30, 2010 and December 31, 2009 are as follows:

	Net Sales for the Interim Period Ended		Accounts Receivable At
	September 30, 2010	September 30, 2009	September 30, 2010	December 31, 2009

Customer A	50.0%	17.8%	100.0%	10.2%

Customer B	-%	32.0%	-%	29.3%

Customer C	-%	14.7%	-%	11.0%

Customer D	-%	-%	-%	15.4%

Customer E	-%	-%	-%	16.3%
			%
	50.0%	64.5%	100.0%	82.2%

A reduction in sales from or loss of such customers would have a material adverse effect on the Company’s results of operations and financial condition.

14.	Subsequent Events

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued.  The Management of the Company determined that there were certain reportable subsequent events to be disclosed as follows:

Convertible debt totaling $698,816 was converted into 9,067,125 shares of the Company’s common stock.

Services valued at $59,804 was satisfied by the issuance of 11,313 shares of the Company’s common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion provides information which management believes is relevant to an assessment and understanding of our results of operations and financial condition. The discussion should be read along with our financial statements and notes thereto contained elsewhere in this Report. The following discussion and analysis contains forward-looking statements, which involve risks and uncertainties. Our actual results may differ significantly from the results, expectations and plans discussed in these forward-looking statements.

Plan of Operation

Total Apparel Group, Inc. (OTC Pink: TLAG) (www.tapginc.com) is a licensing, distribution and merchandising company focused on bringing national and international brands to the North American marketplace through strategic licensing and distribution agreements with partners who have existing brand recognition and the ability to develop, design and manufacture products.  Over the past year the company has undergone numerous changes in its business activities, including the termination of its subsidiary Kappa North America’s licensing agreement with Basic Properties and Basic Net for the Kappa and Robe Di Kappa properties.  At this time the company continues to meet and overcome enormous challenges as it seeks to begin a new chapter in its evolution and continue to move the company forward.

In 2011 the Company became a minority investor in Glamm Industries, LLC, a company that maintains licensing rights for a major international brand, in the watch and accessory sector. This   type of opportunity embodies the true nature of the Company’s platform and will serve as an example of the kinds of opportunities that the company intends to seek in its efforts to move into the future. The company will continue to search for new opportunities for strategic partnerships, investments, acquisitions, licensing and distribution agreements in the apparel, footwear and accessories sectors.

The Company also experienced a change in its’ leadership team as a part of an ongoing corporate re-structuring. Don Jones has resigned as Chairman of our Board of Directors after serving in that capacity for the past three years, to pursue other opportunities in the apparel sector.  By action of the Board of Directors, Mr. Jones will be replaced as Chairman, on an interim basis, by Mr. Janon Costley, the current Chief Executive Officer of the Company. Mr. Jones departs on amicable terms, as he and the board agreed that his departure and the appointment of Mr. Costley at this time will allow the Company to move forward as it continues the process of restructuring. Another board member, Tom Farrell has elected to vacate his outside director’s seat on the company’s board of directors as well. Walter Simms has terminated his consulting engagement with Glamm Industries, LLC and Jeff Sirchio and Robert Lineburg departed Kappa North America with the conclusion of the Kappa licensing agreement.

The Company will continue to search for a combination of fresh young talent and industry veterans to add to both its’ management team and its’ Board of Directors as it continues to pursue new opportunities for growth. The goal is to become a better Company – more efficient, more skilled and significantly better equipped to navigate and succeed in the unique (and opportunity-abundant) business environment that has emerged over the past couple of years.

Results of Operations

Results of Operations for the Three Months ended September 30, 2010 as compared to the Three Months Ended September  30, 2009 :

Net sales for the three months ended September 30, 2010 was $30,370, an approximate 90% decrease from net sales of $369,874 for the three months ended September 30, 2009. The decrease in net sales was the result of us having greatly reduced actual sales during the three months ended September  30, 2010.  Sales were lower in 2010 principally due to the following reasons: a) we terminated our relationship with our distribution partner in Canada for the Kappa line of products; b) restructured licensing agreements with Basis, and c) lack of capital to implement revenue generating initiatives.

Cost of goods sold for the three months ended September 30, 2010 was $18,462 a 85% decrease from cost of goods sold for the three months ended September 30, 2010 of $287,169. Cost of goods sold decreased due to decreased product shipments.  The reduced gross profit on product sales for the three months ended September 30, 2010 was due to our inability to meet sales order deadlines, primarily because we were unable to obtain financing.

Total operating expenses for the three months ended September 30, 2010 were $ 449,722, a 40% decrease from total operating expenses for the three months ended September 30, 2009 of $756,047.  Included in total operating expenses are selling expenses, consulting fees, compensation and general and administration expenses. Selling expenses of $45,672 for the three months ended September 30, 2010, an 85% decrease from selling expenses of $278,399 for the three months ended September 30, 2009.  Consulting fees $132,520  for the three months ended September 30, 2010 an increase of 10% from consulting fees of $ 119,490  for the three months ended September 30, 2009 was due to fees paid for contracts previously arranged but not yet in effect. Decreased general and administrative expenses of  $101,628 were due to decreased operations as we were unable to improve sales levels due to inadequate financing.

Other expenses (income) included Interest expense for the three months ended September 30, 2010 of $184,405, a 420% increase from interest expense for the three months ended September 30, 2009 of $43,863.  The increase was primarily due to convertible debt agreements. Also the Company realized a gain on fair market value change of derivative liabilities of $89,954 for the three months ended September 30, 2010  a 100% increase over the three months ended September 30, 2009 which had no derivative liabilities.

Results of Operations for the Nine Months ended September 30, 2010 as compared to the Nine Months Ended September  30, 2009 :

The company began generating revenues in the Spring of 2009.  Net sales for the nine months ended September 30, 2010 was $94,817, a 75% decrease from net sales of $ 369,874 for the nine months ended September 30, 2009. The reasons sales were considerably lower in 2010 are principally due to the following: a) we terminated our relationship with our distribution partner in Canada for the Kappa line of products; b) restructured licensing agreements with Basic, and c) lack of capital to implement revenue generating initiatives.

Cost of goods sold for the nine months ended September 30, 2010 was $472,075, a 60% increase from cost of goods sold for the nine months ended September 30, 2009 of $293,463. Cost of goods sold increased due to the write off of inventory.

Total operating expenses for the nine months ended September  30, 2010 were $ 2,451,745, a 60% decrease from total operating expenses for the nine months ended September  30, 2009 of $5,965,467.  Included in total operating expenses are selling expenses, consulting fees, compensation and general and administration expenses. Selling expenses of $877,675 for the nine months ended September 30, 2010, a 55% increase from selling expenses of $559,964 for the nine months ended September 30, 2009 due to commitments on selling expenses although the sales could not be generated due to not being able to meet sales deadlines.  Consulting fees of $445,434 for the nine months ended September 30, 2010. a decrease of 67% from consulting fees of $ 1,310,448 for the nine months ended September 30, 2009, was due to cancellation of  contracts previously arranged and no longer existing due to reduced sales operations. The most significant decrease was due to decreased compensation of $3,070,000 due to our large retention contracts on employment for the nine months ended September 30, 2009. Increased general and administrative expenses for the nine months ended September 30, 2010 in relation to the nine months ended September 30, 2009 was due to increased professional fees as we tried to make sure our filings become current as well as additional professional fees to attempt to increase capital for the company.

Other expenses (income) included Interest expense for the nine months ended September 30, 2010 which was $399,569, a 340% increase from interest expense for the nine months ended September 30, 2009 of $117,172. The increase was primarily due to convertible debt agreements. Also the company realized a gain on fair market value change of derivative liabilities of $53,793 for the nine  months ended September 30, 2010  a 100% increase over the nine months ended September 30, 2009 when there were no derivatives.

For the nine months ended September 30, 2010 the company employed three employees (all being full time) and for the nine months ended September 30, 2009 the company employed  three employees ( all being full time).

FUTURE FINANCING REQUIREMENTS

Management intends to use capital and debt financing, as required, to fund the Company’s operations. There can be no assurance that the Company will be able to obtain the additional capital resources necessary to fund its anticipated obligations beyond June 2012.

Liquidity and Capital Resources

At September 30, 2010 the Company had an overdraft of $2,332 in cash and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund future operations  for our planned business strategy. As reflected in the accompanying financial statements, the Company, has net cash used in operations for the nine months ended September 30, 2010 of  $790,922  and has a net loss for the nine months ended September 30, 2010 of $3,436,918. This raises substantial doubt about our ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recently Issued Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, it generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying consolidated financial statements.

Off Balance Sheet Arrangements

As of September  30, 2010, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not required for smaller reporting companies.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure controls and procedures

Pursuant to Rule 13a-15(b) under the Exchange Act, the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CFO concluded that, as of the end of the period covered by this quarter report, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission (the “SEC”)’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CFO, as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are presently a party to the following litigation, or litigation threatened against us,

On September 22, 2011, a judgement was rendered against Active Apparel Inc. in the amount of $42,992 by Coral Capital Solutions LLC. Total Apparel Group was held to be a guarantor as well. The company has provided for the liability in full.

1)	There is an action in the courts by Coral Capital Solutions LLC in the amount of $44,500. At present no decision has been rendered. A full provision has been provided.

2)
There is an action by an ex-employee Jason Delinko for non-payment of certain amounts owed amounting to approximately $15,000. To date the action has not been taken to court and the Company’s attorney is reviewing the possibility of a settlement. The amount in question has been provided for by the company.

3)
The legal claim payable represents a judgment against a former subsidiary of the Company in the amount of approximately $519,000 plus interest at 11% per annum, which was rendered by a court in the State of Florida in 2003. As of September  30, 2010 and December 31, 2009 accrued interest included in the total legal claim payable was approximately $402,000 and $343,000, respectively. It is management's belief that the creditor of the former subsidiary should have filed this action against the former subsidiary. The case has been dormant for a number of years and it is believed that the plaintiff may no longer be in business. Should the case become active, it is difficult to ascertain what the outcome might be.

ITEM 1A. RISK FACTORS.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On December 20, 2011, the Company filed a Certificate of Amendment to Articles of Incorporation pursuant to NRS 78.385 and 78.390 with the Secretary of State of Nevada and changed its authorized common stock from 1,400,000,000 shares of common stock with a par value of $0.0001 to 4,000,000,000 shares of common stock with a par value of $0.00001.

On February 22, 2011, the Company (ii) effectuated a 1 for 150 reverse stock split of its common stock. The financials give retroactive effect to the reverse stock split.

During the nine months ended September 30, 2010, the following shares of common stock were issued:

(a) The Company had various private placement programs issuing a total of 492,912 shares of common stock for cash raised, net of costs, of approximately $592,000.

(b) The Company issued 825,143 shares of common stock for conversions of the amounts due to Redwood of approximately $122,000

(c) The Company issued 47,789 shares of common stock for settlement of accounts payable and accrued expenses of approximately $254,000.

(d) The Company issued 5,556 shares of common stock as share based compensation to a consultant valued at $50,000.

The securities described in above were offered and sold in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act and Rule 506 of Regulation D promulgated thereunder. The agreements executed in connection with this sale contain representations to support the Registrant’s reasonable belief that the Investor had access to information concerning the Registrant’s operations and financial condition, the investors acquired the securities for their own account and not with a view to the distribution thereof in the absence of an effective registration statement or an applicable exemption from registration, and that the investors are sophisticated within the meaning of Section 4(2) of the Securities Act and are “accredited investors” (as defined by Rule 501 under the Securities Act). In addition, the issuances did not involve any public offering; the Registrant made no solicitation in connection with the sales other than communications with the investors; the Registrant obtained representations from the investors regarding their investment intent, experience and sophistication; and the investors either received or had access to adequate information about the Registrant in order to make an informed investment decision.  The Company has not utilized an underwriter for an offering of its securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. (REMOVED AND RESERVED).

ITEM 5. OTHER INFORMATION.

-
 The company also experienced a change in its’ leadership team as a part of an ongoing corporate  re-structuring. Don Jones has resigned as chairman of its’ board of directors after serving in that capacity for the past three years, to pursue other opportunities in the apparel sector.  By action of the Board of Directors, Mr. Jones will be replaced as Chairman, on an interim basis, by Mr. Janon Costley, the current Chief Executive Officer of the Company. Mr. Jones departs on amicable terms, as he and the board agree that his departure and the appointment of Mr. Costley at this time will allow the Company to move forward as it continues the process of restructuring. Another board member, Tom Farrell has elected to vacate his outside director’s seat on the company’s board of directors as well. Walter Simms has terminated his consulting engagement with Glamm Industries, LLC and Jeff Sirchio and Robert Lineburg departed Kappa North America with the conclusion of the Kappa licensing agreement.

-	In December 2011, the company increased its authorized capital for Common stock to 4,000,000,000 .

ITEM 6. EXHIBITS

The following documents are filed as a part of this report or are incorporated by reference to previous filings, if so indicated:

Exhibit No.        Description

31.1                  Section 302 Certification of Chief Executive Officer*

31.2                  Section 302 Certification of Chief Financial Officer *

32.1                  Section 906 Certification of Chief Executive Officer *

32.2                  Section 906 Certification of Chief Financial Officer *

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February 2, 2012

TOTAL APPAREL GROUP INC.

By:	/s/ Janon Costley
Janon Costley
President, Chief Executive Officer (Principal Executive Officer) and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of Total Apparel Group Inc. and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Janon Costley	President, CEO and Director	February 2,2012
Janon Costley
/s/ Robert Lawand	Treasurer, CFO, Principal Accounting Officer and Director	February 2,2012